Form 10-Q
period 2009-03-31
Unity One Capital Inc
filed 2009-05-20
CIK 1451264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-53581

Unity One Capital Incorporated
(Exact name of registrant as specified in its charter)

Nevada	26-3913239
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 2101, Silver Tower,
No. 933, West Zhongshan Road, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

(011) (86 21) 51113112
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Change Act.   Yes ☐  No  ☒

The number of shares of common stock outstanding as of the latest practicable date, May 17, 2009, was 364,317,353.

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets As of March 31, 2009 and December 31, 2008	2
	Unaudited Consolidated Statements of Operations For the three-month periods ended March 31, 2009 and 2008	3
	Unaudited Consolidated Statements of Cash Flows For the three-month periods ended March 31, 2009 and 2008	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
	PART II: OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6.	Exhibits	13
	Signatures	14
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

UNITY ONE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$1,573	$6,515
Accounts receivable - related party	3,426,665	3,045,717
Due from related party	30,967	23,630
Prepaid expenses	-	1,485
Current assets of entity disposed off	-	15,350
TOTAL CURRENT ASSETS	$3,459,205	$3,092,697

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$40,643	$30,724
Due to directors	1,034	515
Due to officers	54,772	-
Current liability of entity disposed off	-	69,649
TOTAL CURRENT LIABILITIES	96,449	100,887

COMMITMENT	-	-

STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001, 750,000,000 shares authorized,
364,317,353 shares issued and outstanding as of March 31, 2009
364,317,353 shares issued and outstanding as of December 31, 2008	36,432	36,432
Paid-in capital	550,404	492,068
Retained earnings	2,801,489	2,420,493
Other comprehensive income (loss)	(25,568)	42,818
Total stockholders' equity	3,362,756	2,991,810
TOTAL LIABILITY & STOCKHOLDERS' EQUITY	$3,459,205	$3,092,697

The accompanying notes form an integral part of these financial statements.

UNITY ONE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended,
	March 31, 2009	March 31, 2008

Management services - related party	$448,646	$-

Operating expenses
General and administrative expenses	65,820	1,574

Income (loss) from operations	382,826	(1,574)

Other income (expense)
Bank charge	(64)	(10)
Other income (expense)	2,172	-
Total other income (expenses)	2,108	(10)

Income (loss) from continued operations	384,935	(1,584)

Discontinued operations:
Loss from discontinued operations	(4,037)	(7,074)

Net income (loss)	380,897	(8,658)

Other comprehensive item:
Foreign exchange gain (loss)	(68,386)	-

Net comprehensive income (loss)	$312,511	$(8,658)

Basic and diluted earning per common share:

Income (loss) from continued operations	$0.00	$(0.00)
Income (loss) from discontinued operations	$(0.00)	$(0.00)
Earning / (loss) per share basic and diluted	$0.00	$(0.00)
Basic and fully diluted weighted average number of shares outstanding	364,317,353	55,647,264

The accompanying notes form an integral part of these financial statements.

UNITY ONE CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three month periods Ended,
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$380,897	$(8,658)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Loss from discontinued operations	4,037	-
(Increase) / decrease in current assets:
Accounts receivable	(448,646)	-
Prepaid expenses and other assets	1,485	-
Increase / (decrease) in current liabilities:
Other payable	2,169	84
Accrued expenses	7,762	-
Net cash used in continued operations	(52,295)	(8,574)
Net cash used in discontinued operations	-	(625)
Net cash used in operating activities	(52,295)	(9,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related party	(7,886)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to director	55,291	1,500
Net cash provide by discontinued operations	-	7,699
Net cash provided by financing activities	55,291	9,199

NET DECREASE IN CASH & CASH EQUIVALENTS	$(4,890)	$-

FOREIGN CURRENCY TRANSLATION	(52)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,515	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,573	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period
Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Assets and liabilities of discontinued operation	$58,336	$-

The accompanying notes form an integral part of these financial statements.

UNITY ONE CAPITAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

Unity One Capital Incorporated (“the Company” or “Unity One”) was incorporated in the State of Nevada on December 20, 2005. The Company is in the business of providing education management services.

On December 1, 2008, the Company completed the acquisition of 100% of Canadian Learning Systems Corporation ("CLSC"), a company incorporated in British Virgin Islands on November 13, 2003. Through CLSC, the Company provides outbound education management services to Sino-Canada High School (“SCHS”), an offshore Canadian high school in China, related to its education business.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements are as follows:

Principles of Consolidation

The unaudited consolidated financial statements for three month period ended March 31, 2009 and 2008 include the accounts of the Company and its wholly-owned subsidiary CLSC All significant inter-company accounts and transactions have been eliminated in consolidation.

On February 15, 2009, the Company discontinued the operations of Mega Pacific Capital, Inc. "Mega Pacific"), a wholly-owned subsidiary of the Company. As a result Mega Pacific has been reclassified as discontinued entity in the accompanying financial statements (See note 7).

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The Company’s operations use both the United States Dollar ("$" or "USD") and the Canadian Dollar, however the accompanying unaudited consolidated financial statements have been translated and presented in USDs.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable – related party

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009 and December 31, 2008, the Company had accounts receivable from related party amounted to $3,426,665 and $3,045,717, respectively. SCHS is related to the Company through major common shareholder.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin N0. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon (i) the services are performed, (ii) collectability is probable and (iii) such revenues are contractually nonrefundable.

The Company’s revenue was derived from management services provided to its related party, SCHS. For the three month periods ended March 31, 2009 and 2008, the Company recognized services revenue in the amount of $448,646 and $0 respectively from SCHS.

Foreign Currency Translations and comprehensive income (loss)

The accounts of the Company and its subsidiaries were maintained, and their financial statements were expressed in their local currencies. Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”

The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three month period ended March 31, 2009 and the year ended December 31, 2008, other comprehensive income (loss) is in the amount of $(25,568) and $42,818, respectively, included in stockholder’s equity.

Credit Risk

During the three month period ended March 31, 2009, the Company had sales to one customer, SCHS, relating to education management services. Total revenue from this related party represents 100% of the Company sales. As of March 31, 2009, this customer comprised 100% of the Company's accounts receivable.

Recent Pronouncements

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As part of current assets, the Company has a $3,426,665 receivable from a related party (See note 5). The Company’s ability to generate cash in the normal course of business is dependent upon only one major customer, Sino-Canada High School, a related party. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management, and additional working capital is necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

The Company has taken steps to restructure and provide the necessary capital to continue its operations. These steps include: 1) securing growth opportunities through acquisitions and mergers with profitable education businesses; 2) disposal of unprofitable and underperforming operations; 3) raising additional capital; and 4) implementation of cost and expense control measures.

NOTE 3- AMOUNT DUE TO DIRECTORS AND OFFICERS

As of March 31, 2009 and December 31, 2008, the Company owed its directors and officers $55,805 and $515, respectively. These amounts are unsecured, interest free and due on demand.

NOTE 4- ACCRUED EXPENSE

As of March 31, 2009 and December 31, 2008, the Company accrued expense in the amount of $40,643 and $39,887. These accrued expenses are summarized as follows:

	2009	2008

Professional service fee	$38,486	$30,724
Staff service fee	2,157	-
Total	$40,643	$30,724

NOTE 5- RELATED PARTY TRANSACTIONS

During the three month ended March 31, 2009, the Company provided education management services to SCHS, a party related through common ownership, in the amount of $448,646 (See note 8). Accounts receivable from SCHS as of March 31, 2009 and December 31, 2008, amounted to $3,426,665 and $3,045,717, respectively.

As of March 31, 2009 and December 31, 2008, the Company had loans outstanding to SCHS in the amounts of $30,967 and $23,630, respectively. These loans were unsecured, interest free and due on demand.

NOTE 6- SHAREHOLDER’S EQUITY

The Company is authorized to issue 750,000,000 shares of common stock, US$0.0001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2009 and December 31, 2008 was 364,317,353.

No new shares of common stock were issued during the three month period ended March 31, 2009.

NOTE 7- DISCONTINUED OPERATION

On February 15, 2009, the Company distributed its ownership in Mega Pacific to the Company’s shareholders on a pro rata basis. As a result of the spin-off, the Company recorded an adjustment to additional paid in capital from the negative book value of Mega Pacific.

Following is the summary of disposal of Mega Pacific:

Net assets as at January 1, 2009	$(54,299)

Loss from discontinued operations through February 15, 2009	(4,037)

Total negative net book value as at February 15, 2009	(58,336)

Distribution to shareholders through additional paid in capital	58,336

Net	$-

NOTE 8- COMMITMENT

MANAGEMENT SERVICE AGREEMENT

On January 1, 2009, the Company signed an agreement with Sino-Canada High School to provide education management services, which is effective from January 1, 2009 to March 31, 2009. The following services were part of this agreement:

1)  Coordinate with assigned supervisor from Ministry of Education, British Columbia, Canada for business issues related to SCHS.

2)  Train Chinese teachers in English literature and culture.

3)  Interview foreign teachers for SCHS whenever needed.

4)  Apply to the Canadian Ministry of Education for authority to award Canadian diplomas to SCHS’s graduating students.

5)  Provide overseas management services, including communications, travel and staff compensation, among other services.

6)  Assist SCHS’s graduating students in preparing applications for admission to overseas universities.

7)  Provide services related to a student exchange program for SCHS.

The management fee includes 1) unit price of $204 per student per month for the three month period ended March 31, 2009; and 2) an annual fixed fee in the amount of $70,108, which is amortized over 12 monthly periods for the three month period ended March 31, 2009, plus a floating amount, which is calculated at unit price of $16 per student per month for the three month period ended March 31, 2009.

For the three month period ended March 31, 2009, the Company recorded management service revenue in the amount of $448,646.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” "anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors Affecting Future Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “Unity One” refer to Unity One Capital Incorporated and its subsidiaries.

Overview

Historically, Unity One was a financial information services provider. However, that business was unsuccessful after three years business development in financial information services industry.

In November 2008, the Company decided to move away from financial information service business and enter into education management service business. Following the change in strategic direction, on November 25, 2008, the Company entered into a Deed (the “Deed”) with Canadian Learning Systems Corporation (“CLSC”) and certain investors identified therein (collectively referred to herein as the “Investors”). (The Deed was drafted under Hong Kong law, and functions more like a stock purchase agreement under US law than a “deed” to convey real property.)  Pursuant to the Deed, the Company agreed to, among other things, acquire all of the issued and outstanding shares of CLSC from certain of the Investors in exchange for shares of Common Stock of the Company.  The acquisition of CLSC was completed on December 1, 2008.  CLSC is in the business of providing education management services. As of the date of the filing of this 10Q, CLSC provides education management services only to Sino-Canada High School (“SCHS”), a fully certified Canadian Offshore High School located in Wujiang, Suzhou, Jiangsu province in China.

Pursuant to the Deed, the Company also agreed to acquire all of the issued and outstanding shares of SCHS within six (6) months from December 1, 2008.  After closing of the transactions described in the Deed, SCHS and CLSC will survive as wholly-owned subsidiaries, or variable interest entities (“VIEs”), of the Company.  CLSC will provide management services to SCHS as described below.  SCHS provides a dual diploma and dual curriculum education, which satisfies both Canadian and Chinese educational requirements, to both Chinese and international students living in China. Currently, SCHS has over 660 students on campus and over 140 faculty members.

Going forward, the Company will seek opportunities to acquire other operations in the education industry.

In the short term, the Company expects to increase new enrollments each year, which will necessitate increased marketing and other expenses.  Also, the Company will incur additional legal, accounting and personnel expenses associated with becoming a public company.  These increased expenses may limit the Company’s ability to grow its business. In the long term, the Company will either establish new schools, or use acquisitions to achieve rapid growth.  To achieve these goals, the Company will need additional financing through either debt or equity, and the financing may not be available at acceptable terms. The failure to secure additional financing when needed could have material adverse effect on the continued growth of the Company’s business.

Beginning on January 1, 2007, CLSC began to provide education management services to SCHS on an exclusive basis. The services provided by CLSC include, among other things (a) coordinating with the assigned supervisor from the Ministry of Education from, British Columbia, Canada, (b) interviewing foreign teachers for SCHS, (c) applying for annual renewal from the Ministry of Education of Canada to offer a Canadian high school education in China, and (d) applying with the Ministry of Education, British Columbia, Canada in order to award diplomas to SCHS’s graduating students. CLSC will continue to provide such services to SCHS for the foreseeable future.

The following discussion and analysis contains comparisons of the results of our operations for the 3 months ended March 31, 2009 and 2008.

Three months ended March 31, 2009 Compared to three months ended March 31, 2008

Results of Operations

Our operations for the quarter ended March 31, 2009 consisted of the operations of Unity One and CLSC, the Company’s wholly owned subsidiaries, while that for quarter ended March 31, 2008 consisted of the operations of Unity One and Mega Pacific Capital, Inc. The consolidated financial statements represent the combined financial statements of the CLSC with the Company for the quarter ended March 31, 2009 and combined financial statements of the Mega Pacific Capital, Inc. with the Company for the quarter ended March 31, 2008.

Net Revenue:

The Company’s operating revenue for the three month period ended March 31, 2009 was $448,646, compared to $0 for the same period in 2008, an increase of $448,646. The significant increase was mainly due to the revenue from education management service business. In the three month period ended March 31, 2009, all revenue was derived from education management service compared to the same period last year.

General and administrative expenses:

For the three month period ended March 31, 2009, the Company’s general and administrative expenses were $65,820, compared to $1,574 for the same period in 2008, an increase of $64,246, or 4082%. The increased general and administrative expenses were mainly caused by the Chief Executive Officer’s salary expense which began on January 1, 2009.

Income (Loss) from Continuing Operations:

The Company’s income from continuing operations for the three month period ended March 31, 2009 was $384,935, compared to a loss of $1,584 for the same period in 2008. The significant increase in income from continuing operations in 2009 was mainly due to increased revenue in 2009.

Discontinued operations:

During the three months ended March 31, 2009, the discontinued operations represent the operating results of Mega Pacific Capital, Inc. in the three month period and gain on disposal of Mega Pacific.

Liquidity and Capital Resources:

As shown in our accompanying consolidated financial statements, the Company had a net income of $380,897 for the three month period ended March 31, 2009, as compared to a net loss of $8,658 for the same period in 2008.

As disclosed above, the Company entered into the Deed with CLSC and other parties in order to move into the education management business in China. This change will likely increase the demands on our capital resources in the near future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Operating activities:

During the three month period ended March 31, 2009, net cash used in operating activities was $52,295 compared to $9,199 net cash used in operating activities for the same period last year.

Investing activities:

During the three month period ended March 31, 2009, cash used in investing activities was $7,886 compared to zero cash used or provided in investing activities for the same period last year.

Financing activities:

During the three month period ended March 31, 2009, net cash provided by financing activities was $55,291 compared to $9,199 net cash provided in financing activities for the same period last year.

Research and Development

Presently, the Company is not undertaking any Research and Development efforts.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of March 31, 2009, all our cash equivalents represent cash on hand and cash deposit in Canadian banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Canadian dollar) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of March 31, 2009, we did not engage in foreign currency hedging activities.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our President and chief executive officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and chief executive officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors Affecting Future Results

The Company’s risk factors, as set forth in its Form 10, have not changed significantly since the filing of its Form 10.  However, in a pending amendment, the Company will add the following risk factors:

Our auditors have expressed substantial doubt as to our ability to continue as a “going concern”.

The auditors’ report for our consolidated financial statements for the year ended December 31, 2007 and the interim period ending September 30, 2008 state that we have suffered recurring losses from operations and have incurred significant accumulated deficits, thereby raising substantial doubt about our ability to continue as a going concern.  Further, our auditors indicate that additional working capital is critical to the company’s survival, and there can be no assurance that the Company will be successful in raising such capital.  A “going-concern” opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the outcome of this uncertainty.

The sale of unregistered securities by the Company may give rise to liability

The Company made a number of sales of unregistered securities over the last three years (see “Recent Sales of Unregistered Securities” below), and believes that those sales were exempt from registration under the Securities Act and applicable state securities laws pursuant to Regulation S or Section 4(2).  However, some of the issuances may not have complied with the Securities Act and state securities laws, because those transactions were not registered and the Company did not take affirmative steps to insure that appropriate exemptions from registration or qualification were available.  Therefore, to the extent that the Company did not comply with the applicable securities laws, the Company may have liability to the purchasers under the securities laws.  If the purchasers were successful in bringing claims for rescission or other relief against the Company, the Company could incur significant legal expense in defending such actions, as well as damages if the claims were successful.  Any such expenses and damages would reduce the amount of working capital available to fund the Company’s ongoing operations and plans for growth, and have a material adverse effect upon its business.  In addition, any such claims could make it more difficult for the Company to attract additional investment or loans in the future.  Finally, the Securities and Exchange Commission and state securities regulators may also seek administrative or judicial relief for failure to comply with the securities laws, and any such actions may also have a material adverse effect upon the Company and its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Previously Filed
Number	Description

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(1)
10.1	Deed	(1)
10.2	CEO employment agreement, dated January 1, 2009
10.3	Management Service Agreement, dated January 1, 2009
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to the Company’s Form 10, dated February 10, 2009 incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Unity One Capital Incorporated

Dated: May 20, 2009	By: /s/ Ross Yuan

Ross Yuan
President

Dated: May 20, 2009	By: /s/ YUNGENG HU

Yungeng Hu
Chief Executive Officer